Form 10-K
period 1996-12-31
CHASE MANHATTAN AUTO GRANTOR TRUST 1996-B
filed 1997-03-31
CIK 1022846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

                                  ANNUAL REPORT


                         Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                           CHASE MANHATTAN BANK USA, N.A.
       --------------------------------------------------------------------
                  (Originator of the Trust referred to herein)
             (Exact name of registrant as specified in its charter)




                    CHASE MANHATTAN AUTO GRANTOR TRUST 1996-B
                  --------------------------------------------
                      (Issuer with respect to Certificates)



       for the fiscal year                             333-7575
       year ended December 31, 1996               Commission File Number


         Delaware                                      13-2633612
      ---------------                              ------------------
      (State or other                                (IRS Employer
      jurisdiction of                              Identification No.)
      incorporation)


      802 Delaware Avenue, Wilmington, Delaware           19801
      -------------------------------------------       ----------
      (Address of principal executive offices)          (Zip code)


                                (302) 575-5033
                ---------------------------------------------------
                (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:

The Issuer has no voting stock or class of common stock outstanding as of the date of this report.

Registrant has not been involved in bankruptcy proceedings during the preceding five years.

     Chase Manhattan Auto Grantor Trust 1996-B (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association, as Seller and Servicer, and an unrelated trustee (the "Trustee"). The Asset Backed Certificates of the Trust represent the beneficial ownership interest in the Trust. The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain items have been omitted from or modified in this Annual Report.


                                       PART I

Item 1.    Business.

           Omitted.

Item 2.    Properties.

     The assets of the Trust consist of, among other things, a segregated pool of simple interest retail installment sales contracts and purchase money loans (the "Receivables") secured by new and used automobiles and light-duty trucks. Information regarding the Trust is included in the monthly report to Certificateholders for the month of December 1996 filed on Form 8-K on December 23, 1996.

Item 3.    Legal Proceedings.

           The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, Norwest Bank Minnesota, National Association (the "Trustee"), Chase Manhattan Bank USA, N.A.
(the "Servicer") or the Registrant.

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.


                                       PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

           To the knowledge of the registrant, the Certificates are traded in the over-the-counter market to a limited extent.

           The records of the Trust indicate that as of December 31, 1996, there was one Certificateholder of record.

Item 6.    Selected Financial Data.

           Omitted.

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           Omitted.

Item 8.    Financial Statements and Supplementary Data.

           Omitted.

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.

           None.

                                      PART III


Item 10.   Directors and Executive Officers of the Registrant.

           Omitted.

Item 11.   Executive Compensation.

           Omitted.

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

           As of December 31, 1996, there were seven beneficial owners holding more than 5% of the Series 1996-B Certificates.


Item 13.   Certain Relationships and Related Transactions.

           Omitted.

                                       PART IV


Item 14.   Exhibits, Financial Statement Schedules, and
           Reports of Form 8-K.


           (a) The following documents are filed as part of this Annual Report on Form 10-K:


Exhibit Number                            Description
--------------                            -----------

    99.1 Annual Servicer's Certificate for the year ended December 31, 1996.

    99.2                      Annual Statement of Compliance for the year ended
                              December 31, 1996.

    99.3 Annual Independent Public Accountant's Servicing Statement for the year ended December 31, 1996.

      (b), (c), (d) Omitted.

                                     SIGNATURES


                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized


Date:  March 31, 1997

                                        CHASE MANHATTAN BANK USA,
                                        NATIONAL ASSOCIATION
                                        As Servicer

                                        By:    /s/ Keith Schuck
                                               ----------------
                                        Name:  Keith Schuck
                                        Title: Vice President


SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS  FILED  PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                  INDEX TO EXHIBITS
                                  -----------------


         Exhibit Number                  Description
         --------------                  -----------

              99.1 Annual Servicer's Certificate for the year ended December 31, 1996.

              99.2 Annual Statement of Compliance for the year ended December 31, 1996.

              99.2              Annual Independent Public
                                Accountant's Servicing Statement
                                for the year ended December 31, 1996.

                                                              Exhibit 99.1
                                                              ------------

                        ANNUAL SERVICER'S CERTIFICATE

                        CHASE MANHATTAN BANK USA, N.A.

         ____________________________________________________________

                     Chase Manhattan Grantor Trust 1996-B
         ___________________________________________________________

            The undersigned, a duly authorized representative of Chase Manhattan Bank USA, N.A. ("Chase USA"), as Servicer pursuant to the Pooling and Servicing Agreement dated as of September 1, 1996 (the "Pooling and Servicing Agreement") by and between Chase USA and Norwest Bank Minnesota, National Association, as trustee (the "Trustee"), does hereby certify that:

            1. A review of the activities of the Servicer during the period from September 1, 1996 until December 31, 1996 was conducted under my supervision.

            2. Based on such review, the Servicer has, to the best of my knowledge, fully performed in all material respects all its obligations under the Pooling and Servicing Agreement throughout such period and no material default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 3 below.

            3.    None

            IN WITNESS WHEREOF, the undersigned has duly executed this certificate this 27th day of March 1997.

                                    /s/  Keith Schuck
                                         ------------
                                         Keith Shuck
                                         Vice President

                                                                 Exhibit 99.2
                                                                 ------------

                     Letterhead of The Chase Manhattan Bank


Chase Manhattan Bank USA, N.A.
Wilmington, DE

March 27, 1997


Management Report on Internal Control Over Servicing of Securitized Automobile Financing Receivables


            Management of Chase Manhattan Bank USA, N.A. is responsible for establishing and maintaining an effective system of internal control over servicing of securitized automobile financing receivables, which is designed to provide reasonable assurance regarding the proper servicing of securitized automobile financing receivables. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

            There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to servicing of securitized automobile financing receivables. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

            Management of Chase Manhattan Bank USA, N.A. assessed its system of internal control over servicing of securitized automobile financing receivables as of December 31, 1996 in relation to criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 1996, Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized automobile financing receivables.


                                    /s/Keith Schuck
                                    Keith Schuck
                                    Vice President
                                    Chase Manhattan Bank USA, N.A.

                                                            Exhibit 99.3
                                                            ------------


Letterhead of Price Waterhouse LLP        1177 Avenue of the Americas
                                          New York, NY  10036
                                          Telephone 212-596-7000
                                          Facsimile 212-596-8910

Report of Independent Accountants

March 27, 1997

To the Board of Directors of
The Chase Manhattan Bank USA, N.A.

We have examined management's assertion that, as of December 31, 1996, The Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized automobile financing receivables, included in the accompanying Management Report on Internal Control Over Servicing of Securitized Automobile Financing Receivables.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over servicing of securitized automobile financing receivables, testing and evaluating the design and operating effectiveness of the internal control structure, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the system of internal control over servicing of securitized automobile financing receivables to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, management's assertion that, as of December 31, 1996, The Chase Manhattan Bank USA, N.A. maintained an effective system of internal control over servicing of securitized automobile financing receivables, is fairly stated, in all material respects,based upon the criteria for effective internal control described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This report is intended solely for the information and use of the Board of Directors and management of The Chase Manhattan Bank USA, N.A. and Norwest Bank of Minnesota, National Association as Trustee and Collateral Agent for the Chase Manhattan Grantor Trust 1996-B, and should not be used for any other purpose, except that copies may be distributed by the Trustee to Certificateholders, Standard & Poor's Corporation, Moody's Investor Service, Inc. and Fitch Investors Service, L.P.

Signed:  Price Waterhouse LLP