Form 10-K405
period 2000-12-31
CHASE MANHATTAN AUTO GRANTOR TRUST 1996-B
filed 2001-04-02
CIK 1022846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       -----------------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---------         OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---------         OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                        Commission file number 333-07575

               Chase Manhattan Auto Grantor Trust 1996-B (issuer)


           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)

USA                                                           13-2633612
(State or Other Jurisdiction of                               (IRS Employer Identification Number)
Incorporation or Organization)

200 White Clay Center Drive, Newark, DE                       17911
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (302) 575-5000

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange of Which Registered
                  NONE                                     N/A

Securities registered pursuant to Section 12(g) of the Act:

                 NONE
         (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES  X   NO
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X
                                                                ---

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

      The registrant has no voting or non-voting common equity outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

         None.


Introductory Note

         Chase Manhattan Auto Grantor Trust 1996-B (the "Trust") was formed pursuant to a Pooling and Servicing Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to
Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust has acquired certain auto loan receivables from the Bank pursuant to a Pooling and Servicing Agreement. The aggregate principal balance of the receivables, as of December 31, 2000, was $48,956,061.00.

         The Trust also holds a reserve account pursuant to the Pooling and Servicing Agreement. The principal balance of the reserve account, as of December 31, 2000, was $11,316,142.00.

         The aggregate balance of receivables that were 60 or more days past due, as of December 31, 2000, was $672,495.80, or 1.374% of the receivables by principal balance.

         The aggregate amount of principal charge-offs, net of recoveries, for the year ended December 31, 2000, was $1,022,983.13, or 0.80966% of the average aggregate outstanding principal balance of the receivables for that year.

Item 3.           Legal Proceedings

         The registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.

Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholders
                  Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). To the knowledge of the registrant , the Certificates are traded in the over-the-counter market to a limited extent.

         As of December 31, 2000, all of the Certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates.

         The records provided to the Trust by DTC indicate that as of December 31, 2000, the number of holders of Record for each class of securities issued by the Trust were as follows:

         Class                              No. of Holders
         -----                              --------------
         A                                         41
         B                                         2

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

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

         Omitted.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2000, there were the following holders of record with more than 5% of each class of Certificates:

-------------------------------------------------------------------------------------------------------------
                                   Name & Address of Participant       Original Certificate       % of Class
                                                                       Principal Balance
-------------------------------------------------------------------------------------------------------------
Class A                            Bank of New York (The)                      $122,865,000            8.31%
                                   925 Patterson Plank Rd.
                                   Secaucus, NJ  07094
-------------------------------------------------------------------------------------------------------------
                                   Boston Safe Deposit and Trust               $271,668,000           18.38%
                                   Company
                                   C/O Mellon Bank N. A.
                                   Three Mellon Bank Center,
                                   Room 153-3015
                                   Pittsburgh,  PA 15259
-------------------------------------------------------------------------------------------------------------
                                   Chase Manhattan Bank                        $520,496,000           35.21%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY  10004
-------------------------------------------------------------------------------------------------------------
                                   State Street Bank and Trust                 $177,557,000           12.01%
                                   Company
                                   1776 Heritage Dr.
                                   Global Corporate Action Unit
                                   JAB 5NW
                                   No. Quincy, MA  02171
-------------------------------------------------------------------------------------------------------------
Class B                            Bank of New York (The)                        $8,500,000           18.59%
                                   925 Patterson Plank Rd.
                                   Secaucus, NJ  07094
-------------------------------------------------------------------------------------------------------------
                                   Chase Manhattan Bank                         $37,225,000           81.41%
                                   4 New York Plaza
                                   13th Floor
                                   New York, NY  10004
-------------------------------------------------------------------------------------------------------------


Item 13.          Certain Relationships and Related Transactions

         None.

Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports of
                  Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

         Exhibit Number             Description
         --------------             -----------
         23.1                       Consent of Independent Accountants.

         99.1                       Annual Management Report on Internal
                                    Controls.

         99.2                       Annual  Servicer's Certificate pursuant to
                                    Section 4.10 of the Agreement.

         99.3 Annual Independent Accountants Reports pursuant to Section 4.11 of the Agreement.


                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K during the last quarter of 2000:

Date                  Items Reported       Financial Statements
----                  --------------       --------------------

10/25/2000            5, 7                 Monthly report to certificateholders
                                           dated 10/16/20009

11/29/2000            5, 7                 Monthly report to certificateholders
                                           dated 11/15/2000

12/27/2000            5, 7                 Monthly report to certificateholders
                                           dated 12/15/2000

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001


                              Chase Manhattan Auto Grantor Trust 1996-B

                              by: Chase Manhattan Bank USA, National Association

                              By: /s/ Patricia Garvey
                              -----------------------------------
                              Name: Patricia Garvey
                              Title: Vice President

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

                                INDEX TO EXHIBITS

Exhibit Number:           Description:
---------------           ------------

23.1                      Consent of Independent Accountants.

99.1                      Annual Management Report on Internal Controls.

99.2 Annual Servicer's Certificate pursuant to Section 4.10 of the Agreement.

99.3                      Annual Independent Accountants Reports
                          pursuant to Section 4.11 of the Agreement.